Form 10-K
period 2017-03-31
Nissan Auto Receivables 2014-B Owner Trust
filed 2017-06-28
CIK 1622463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________________
333-183569-05
(Commission file number of Issuing Entity)
NISSAN AUTO RECEIVABLES 2014-B OWNER TRUST
(Exact name of issuing entity specified in its charter)
333-183569
(Commission file number of Depositor)
NISSAN AUTO RECEIVABLES CORPORATION II
(Exact name of depositor as specified in its charter)
NISSAN MOTOR ACCEPTANCE CORPORATION
(Exact name of sponsor as specified in its charter)
DELAWARE	38- 7122738
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)
One Nissan Way, Franklin, Tennessee                                                                                                                                                                                                                37067
(Address of principal executive offices)                                                                                                                                                                                                        (Zip Code)
Registrant’s telephone number, including area code                                                                                                                                                                                        (615) 725-1121
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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
Large Accelerated Filer: ☐                                                    Accelerated Filer: ☐
Non-Accelerated Filer: ☒                                                      Smaller reporting company: ☐
(Do not check if a smaller reporting company)
                                                                                                   Emerging growth company: ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.
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
On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.
On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”).  In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.  As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs.  The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to:  (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default.  Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge.  A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor.  On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed.  On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”).

Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint.  There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts.  However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.
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
The Servicing Assessment Report and the related Attestation Report completed with respect to the Indenture Trustee do not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.
The Servicing Assessment Report for the Servicer and the related Attestation Report have identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(2)(iii)—certain advances of funds were not made, reviewed and approved as specified in the transaction agreements for certain transactions within the assessed retail and lease contract servicing platform (the “Platform”).
Specifically, under the transaction agreements for the lease asset-backed securities transactions included in the Platform and subject to specified conditions, NMAC, as Servicer, is required to make advances with respect to the residual value of vehicles after the scheduled maturity of the related leases.  Due to an inaccuracy in the Servicer’s reporting system, residual value advances in the lease asset-backed securities transactions included in the Platform were not in some cases made on the required deposit dates.  This material instance of noncompliance does not relate to the asset-backed securities covered in this Form 10-K and issued by the Issuer.

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

Date:                          June 28, 2017
S-1

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

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)
33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation
33.2	Management’s Assertion on Compliance With Regulation AB (Wells Fargo Bank, National Association)
34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP)
35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation
99.1	Annual Servicer’s Certificate Provided by Nissan Motor Acceptance Corporation to Holders of Notes and Certificates